Form 10-Q
period 1996-03-31
DAVIDSON & ASSOCIATES INC
filed 1996-05-15
CIK 897722

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                                            TOTAL NUMBER OF
                                                             PAGES    12
                                                                   -----

                                   FORM 10-Q



               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             -----
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM        TO
                                                    ------    -----

COMMISSION FILE NUMBER 0-21280


- - -------------------------------------------------------------------------------
                          DAVIDSON & ASSOCIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
- - -------------------------------------------------------------------------------

 CALIFORNIA                                          33-0067635
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                               19840 PIONEER AVE.
                               TORRANCE, CA 90503
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER (310) 793-0600


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               YES    X                                      NO
                   ------------------------------------------

        AS OF MARCH 31, 1996 THERE WERE 35,233,463 SHARES OF THE REGISTRANTOS COMMON, $.00025 PAR VALUE, STOCK OUTSTANDING.

                          DAVIDSON & ASSOCIATES, INC.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                At March 31, 1996 and December 31, 1995............        3

                Condensed Consolidated Statements of Income
                Three months ended March 31, 1996
                and 1995...........................................        4

                Condensed Consolidated Statements of Cash Flow
                Three Months ended March 31, 1996
                and 1995...........................................        5

                Notes to Condensed Consolidated
                Financial Statements...............................        6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations................        7

PART II.  OTHER INFORMATION........................................       11

        Signature..................................................       12

                          DAVIDSON & ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                     March 31, 1996   December 31, 1995
                                                      Unaudited (a)        Audited
                                                     -----------------------------------
ASSETS

   Current assets:
      Cash and cash equivalents                        $3,082                    $3,130
      Marketable Investment Securities                 15,702                    14,669
      Accounts receivable (net)                        29,171                    36,902
      Inventories                                       8,306                    11,792
      Prepaid expenses and other current assets         1,760                     1,341
                                                      -------                   -------

                     Total current assets              58,021                    67,834

   Deferred Tax Asset                                   5,324                     5,324
   Net property and equipment, at cost                  8,188                     8,054
   Intangible assets, net of accumulated amortization   1,662                     1,780
   Other assets                                         2,863                     2,804
                                                      -------                   -------

                                                      $76,058                   $85,796
                                                      =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities
      Accounts payable                                  3,946                    13,032
      Accrued expenses                                  6,149                     7,737
      Deferred revenue                                    262                       199
      Income taxes payable                              2,665                     4,124
                                                      -------                   -------

                     Total current liabilities         13,022                    25,092

   Minority interest in subsidiaries                      929                     1,049

   Shareholders' equity
      Common stock                                          9                         9
      Additional paid-in capital                       35,886                    35,486
      Retained earnings                                26,212                    24,160
                                                      -------                   -------
                     Net shareholders' equity          62,107
                                                      -------                   -------
                                                      $76,058                   $85,796
                                                      =======                   =======


(a) Amounts for Davidson & Associates, Inc. as of December 31, 1995 have been restated to include the balances from Condor (recently renamed Blizzard North).


      See accompanying notes to Condensed Financial Statements.

                          DAVIDSON & ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                             (Unaudited)  (a) (b)

                                                        Three Months Ended
                                                              March 31,
                                                          1996         1995
                                                        ----------------------
          Net revenues                                   $29,203      $25,622

          Cost of revenues                                11,192       11,985
                                                         -------      -------

             Gross profit                                 18,011       13,637

          Operating expenses:

             Research and development                      6,087        4,499
             Selling, general and administrative           9,132        7,452
                                                         -------      -------
          Total operating expenses                        15,219       11,951
                                                         -------      -------

          Operating income                                 2,792        1,686

          Other income                                       179          134
                                                         -------      -------

          Net earnings before income taxes                 2,971        1,820

          Provision for income taxes                       1,019          603
                                                         -------      -------

             Net earnings before minority interest         1,952        1,217

          Minority interest in net loss of subsidiary       (119)           0
                                                         -------      -------
             Net earnings                                 $2,071       $1,217
                                                         =======      =======

          Net earnings per share                           $0.06        $0.03
                                                         =======      =======

          Shares used in computing
             net earnings per share (b)                   35,712       35,116

(a) Amounts for Davidson & Associates, Inc. for the period ended March 31, 1995 have been restated to include Maverick and Condor (recently renamed Blizzard North).

(b) All per share data has been adjusted to reflect a 2-for-1 stock split issued to shareholders on September 6, 1995.

     See accompanying notes to Condensed Financial Statements.

                          DAVIDSON & ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                      Three months ended
                                                                          March 31,
                                                                      ------------------

                                                                        1996       1995
Cash flows from operating activities:
     Net earnings                                                     $ 2,071     $ 1,217
     Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                     684         502
        Changes in current assets and current liabilities              (2,483)     (1,401)
                                                                      -------     -------
     Net cash provided by operating activities:                           272         318

Cash flows from investing activities:
     Capital expenditures                                                (700)     (1,292)
                                                                      -------     -------
     Net cash used by investing activities:                              (700)     (1,292)

Cash flows from financing activities:
     Proceeds from issuance of common stock                               400         258
     S-Corporation tax distributions by pooled companies                  (20)        (70)
                                                                      -------     -------
     Net cash provided by financing activities                            380         188

Net (decrease) in cash and cash equivalents                               (48)       (786)
Cash and cash equivalents at end of period                              3,130       3,864
                                                                      -------     -------

Cash and cash equivalents at end of period                            $ 3,082     $ 3,078
                                                                      =======     =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                          DAVIDSON & ASSOCIATES, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)



1.   Basis of Presentation
     ---------------------

     The condensed consolidated financial statements for the three months ended March 31, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Davidson's Annual Report (Form 10-K) for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2.   Earnings Per Share
     ------------------

     Per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. On March 18, 1996, Davidson acquired by merger all of the outstanding shares of Condor, Inc. (subsequently renamed Blizzard North) in exchange for 225,409 shares of Davidson's common stock. This merger is being accounted for on a pooling-of-interests basis and all share and per share information has been restated to reflect the effect of the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Davidson's Annual Report (Form 10-K) for the year ended December 31, 1995. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

Davidson & Associates, Inc. is an educational software company that develops, publishes, manufactures and distributes high-quality educational software products for home and school use. On March 7, 1996, Davidson acquired by merger all of the outstanding shares of Condor, Inc. (subsequently renamed Blizzard North). Blizzard North develops entertainment software for platforms which include Windows, DOS, 3DO's M2 System, Sega and Nintendo. The acquisition of Blizzard North is being accounted for on a pooling-of-interests basis. All financial information included in this report has been restated to include Blizzard North's operating results.

In February 1996, Davidson announced that it signed a definitive merger agreement with CUC International Inc., a technology-driven retail and membership services company based in Stamford, CT. All regulatory filings have been submitted and federal agencies are currently reviewing the transaction which is anticipated to close in July 1996. Each Davidson share will be converted into
 .85 shares of CUC stock in the merger.

As is typical in the consumer software industry, the Company's business is highly seasonal. Net revenues and operating income are highest during the third and fourth quarters and are lowest in the first and second quarters. This seasonal pattern is primarily due to the increased demand for the company's products during the year-end holiday selling season.

Other factors that contribute to fluctuations in quarterly operating results include the timing of new product introductions, competitive offerings, product shipments, product returns, catalog printing and promotional programs. In addition, quarterly operating results are affected by changes in the market acceptance and sales of existing products. There can be no assurance that new products will be introduced by the Company in a timely manner, will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any significant period. The operating results for any quarter are not necessarily indicative of results for any future period.

Results of Operations

Net Revenues. Davidson's net revenues increased 14% to $29.2 million in the first quarter of 1996 from $25.6 million in the first quarter of 1995. For the quarter ended March 31, 1996, core publishing net revenues increased 53% ($6.5 million), affiliate label net revenues decreased 97% ($3.2 million) and
distribution revenues increased 2% ($240 thousand).   The increase in core
publishing revenues is attributable to strong sales of the company's traditional consumer educational products, such as the Blaster line, the Fisher Price line and the continuing success of the company's consumer entertainment title, Warcraft II: Tides of Darkness. The significant decrease in affiliated label net revenues is attributable to the previously announced termination of distribution for Simon & Schuster and Impressions Software, Inc. Distribution revenues increased only modestly over the prior year as the Company continues to experience weak demand in the school channel as well as seasonal factors which resulted in a low level of reorders by NewMedia Express' two customers, Toys "R" Us and The Neostar Group.

Cost of revenues. Cost of revenues includes cost of goods sold and royalties paid to developers and affiliated label publishers. Cost of revenues decreased 7% from $12 million in the comparable quarter of 1995 to $11.2 million in the quarter ended March 31, 1996. The gross profit margin for 1996 increased to 62% from 53% in the prior year. This increase is primarily attributable to the net revenue mix. Affiliated label net revenues accounted for .03% of total net revenues for the first quarter of 1996 as compared to 12.7% of total net revenues for the first quarter of 1995. Affiliated label net revenues carry a substantially lower gross profit margin than core Davidson products.

Research and development. Research and development expenses increased approximately 35% to $6.1 million in the first quarter of 1996 from $4.5 million in the first quarter of 1995. This increase was primarily due to the increase in the size of Davidson's internal development staff as part of Davidson's continued focus on the development of more technically sophisticated products and an increase in the number of ongoing product development projects. As a percentage of net revenues, research and development expenses increased to 21% in the first quarter of 1996 from 18% in the first quarter of 1995. This increase was largely attributable to increased product flow and to the acquisitions of development centers such as Blizzard North and FUNNYBONE Interactive. As of March 31, 1996, Davidson had 296 employees dedicated to research and development activities.

Davidson expects to release approximately 30 new titles during 1996 as compared to 23 titles for 1995. The company continues to aggressively invest in research and development, and expects to continue this trend for the remainder of 1996.

Selling, general and administrative. Selling, general and administrative expenses increased approximately 23% to $9.1 million in the first quarter of 1996 from $7.5 million in the first quarter of 1995. This increase was largely attributable to increases in sales and marketing personnel required to support increased sales and more products. As a percentage of net revenues, selling, general and administrative expenses increased to 31% in the first quarter of 1996 from 29% in the same period of 1995. This increase was primarily attributable to the fact that, in the first quarter of 1996, core publishing revenues represented 64% of total revenues, as compared to 48% of total revenues for the first quarter of 1995. Core publishing revenues require a higher level of marketing and sales support than affiliated labels.

Other income. Other income increased to $178,000 for the first quarter of 1996 from $134,000 in the first quarter of 1995. This increase was primarily due to higher levels of cash invested during the quarter.

Provision for income taxes. Davidson's effective tax rate was estimated to be approximately 34% in the first quarter of 1996 compared to 33% for the comparable quarter in the prior year. The 1996 income tax rate was less than the statutory rate (federal and state), primarily due to foreign earnings taxed at a lower rate. The 1995 income tax rate was less than the statutory rate (federal and state), primarily due to income from acquired companies which, prior to their acquisition by Davidson, had elected to be taxed as S corporations.

Minority interest in net income (loss) of subsidiary. This represents Mattel's 25% share of the net earnings (loss) from NewMedia Express.

Net income. Net income increased 70% to $2.1 million in the first quarter of 1996 from $1.2 million in the first quarter of 1995. As discussed above, the increase in net income was due to growth in the net revenues and an improvement in the gross profit margin, partially offset by higher research and development, and selling, general and administrative expenses.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable investment securities increased $1 million to $18.8 million during the first quarter of 1996 from $17.8 million at December 31, 1995. Davidson's working capital increased approximately $1.9 million during the first quarter of 1996 to $44.6 million at March 31, 1996 from $42.7 million at December 31, 1995 and accounts receivable, net decreased $8.1 million to $28.8 million. These trends are consistent with Davidson's seasonal business. The higher revenues typically generated by the holiday selling season during the third and fourth quarters increased Davidson's receivables at year end. As these holiday season receivables are collected during the seasonably slower first quarter, Davidson's cash increases and receivables decline. Excess cash balances are generally invested in readily marketable investment securities.

Inventories decreased $3.5 million to $8.3 million at March 31, 1996 from $11.8 million at December 31, 1995. The decrease in inventories was primarily attributable to the seasonal factors mentioned in the previous paragraph.

Accounts payable and accrued expenses decreased $10.7 million from $20.8 million at December 31, 1995 to $10.1 million at March 31, 1996. The decrease in these current liabilities is also attributable to the seasonal factors mentioned above.

Davidson uses its working capital to finance ongoing operations and to fund the expansion and development of its product lines. In addition, Davidson evaluates from time to time acquisitions of products or companies that complement Davidson's business. During March 1996, the company began negotiations to purchase a warehouse facility in Torrance, California for $9.3 million. This transaction is expected to close during the second quarter and marketable securities will be liquidated to fund this purchase.

Management believes the existing cash balances, readily marketable investment securities, and cash generated from operations will be sufficient to meet Davidson's liquidity and capital needs for the next twelve months.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT:

              27 Financial Data Schedule

         (b)  Reports on Form 8-K:

       Form 8-K was filed February 21, 1996 announcing the signing of a definitive merger agreement with CUC International Inc.

       Form 8-K was filed on March 12, 1996 announcing the acquisition of Condor, Inc. in a stock-for-stock merger pursuant to an Agreement and Plan of Reorganization.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                              DAVIDSON & ASSOCIATES, INC.
                                    (Registrant)



Dated:  May 8, 1996           s/ Jack R. Allewaert
                              --------------------
                              Jack R. Allewaert
                              Vice President, Chief Financial Officer