Form 10-Q/A
period 1996-03-31
DAVIDSON & ASSOCIATES INC
filed 1996-06-13
CIK 897722

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                                                 Total Number of
                                                                     Pages 12

                                  FORM 10-Q/A

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              _
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      or

              _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

Commission file number 0-21280

________________________________________________________________________________
                          DAVIDSON & ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)
________________________________________________________________________________

California                                               33-0067635
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              19840 Pioneer Ave.
                              Torrance, CA 90503
                   (Address or principal executive officer)
                        Telephone Number (310) 793-0600

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X
                                Yes ___         No ___


As of March 31, 1996 there were 35,233,463 shares of the Registrant's Common, $.00025 par value, Stock Outstanding.

                           PART II-OTHER INFORMATION

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

                                               DAVIDSON & ASSOCIATES, INC.
                                                      (Registrant)


Dated: June 13, 1996
                                        /s/ Jack R. Allewaert
                                        Jack R. Allewaert
                                        Vice President, Chief Financial Officer